Form 10QSB
period 2000-03-31
CENTRAL AMERICA FUEL TECHNOLOGY INC
filed 2000-05-25
CIK 1099508

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549
FORM 10-Q SB

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly report ended March 31, 2000 or

( ) 	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from	             	 to ___________

Commission File number	000-28697

PRESIDENTS TELECOM, INC.

(Exact name of small business issuer as registrant as specified in charter)

	Nevada					                     	          86-0880742
(State or other jurisdiction of		      (I.R.S. Employer
incorporation or organization)				     Identification No.)

460-1301Dove Street,  Newport Beach, CA 92660
(Address of principal executive office)

Registrant's telephone no., including area code (702) 866-5834


Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and
(2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

	Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

 	         Class             				Outstanding as of March 31, 2000
Common Stock, $.0001				                22,809,400






TABLE OF CONTENTS

Heading	                                            									Page

Item 1.			Consolidated Financial Statements				                3

			Consolidated Balance Sheets - March 31, 2000
			   And March 31, 1999					                                  4

			Consolidated Statements of Operations - three months
			   Ended March 31, 2000 and 1999			                        	5

Consolidated Statements of Stockholders' Equity 	             	6-7

			Consolidated Statements of Cash Flows - three
			   Ended March 31, 2000 and 1999			                         8-9

		Notes to Consolidated Financial Statements			                10-14

Item 2.			Management's Discussion and Analysis and
		 	     Result of Operations					                             15

PART II. OTHER INFORMATION

Item 1.			Legal Proceedings						                              16

Item 2.			Changes in Security					                            	16

Item 3.			Defaults Upon Senior Securities			                  	16

Item 4.			Submission of Matter to a Vote of
			    Securities Holders					                                	17

Item 5.			Other Information					                              	17

Item 6.			Exhibits and Reports of Form 8-K				                 17

			Signatures						                                           	18




PART 1

Item 1.		Financial Statement

	The following unaudited Financial Statements for the period ended March 31, 2000 have been prepared by the Company.


PRESIDENTS TELECOM, INC.
(A Development Stage Company)
FINANCIAL STATEMENTS
March 31, 2000 and December 31, 1999



































PRESIDENTS TELECOM, INC
(A Development Stage Company)
Balance Sheets
ASSETS
                                        					March 31,   			December 31,
                                         					2000         			1999
				                                      	(Unaudited)
CURRENT ASSETS

	Cash                                			$   	55,312	     		$   	8,339
	Accounts receivable	                          	-       	    			4,894

		Total Current Assets	                      55,312	        			13,233

FIXED ASSETS (Note 3)	                    		647,631	       			254,306

OTHER ASSETS

	Notes receivable (Note 7)                    		- 	            			-
	Notes receivable -
	related party (Note 4)	                       	-             				-
	Deposits		                                		34,968        				34,968

		Total Other Assets	                        34,968		        		34,968

		TOTAL ASSETS                         $   	737,911	    		$	  302,507


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

	Notes payable -
	related party (Note 2)              	$    	431,199			   $    	131,599

	Total Current Liabilities	                	431,199	        			131,599

STOCKHOLDERS' EQUITY

Common stock: 100,000,000
shares authorized of
$0.0001 par value 22,804,402
 and 21,095,002 shares
issued and outstanding	                     		2,280		          		2,110
Additional paid-in capital		            	 2,484,154			         785,619
Subscription receivable			                 (150,000)	       		(150,000)
Deficit accumulated during
the development stage		                 	(2,029,722)	       		(466,821)

	Total Stockholders' Equity	               	306,712	        			170,908

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	                 $	    737,911	     		$	  302,507

The accompanying notes are an integral part of these financial statements


PRESIDENTS TELECOM, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)


   					                                                              From
                						                                            Inception on
							     	                                             	        May 4, 1987
             			              For the Three Months Ended  	          Through
        				                          March 31,         	           March 31,
                             					2000       	1999                  		2000

REVENUES		                   	$	57,760	    $	    -              		$	93,877

EXPENSES

Depreciation expense		          	6,675		         -                		23,449
General and administrative		   522,454	          -               		642,136
Loss on investment 		          	15,000		         -               			15,000
Bad debt expense 		         	1,076,532	          -            			1,443,014

Total Expense	           			1,620,661	           -             		2,123,599

NET LOSS		             	 $	(1,562,901)	   $      - 	         	$	(2,029,722)

BASIC LOSS PER SHARE	      $	(0.07)		     $   (0.00)


















The accompanying notes are an integral part of these financial statements

PRESIDENTS TELECOM, INC.
(A Development Stage Company)
Statements of Stockholders' Equity
             						                                                  Deficit
										                                                         Accumulated
                                   					   Additional       			    During the
                      				Common Stock     Paid-in 	  Subscription Development
              			       Shares    Amount   Capital    	Receivable 	   Stage

Inception,
May 4, 1987		             -     $   -     $	  -       	$   -     	 $     -

Common stock
issued for cash		  10,000,000    	1,000		     -     	      - 	           -

Net loss from inception
on May 4,  1997 through
December 31, 1997	      	-    	     -       		-    	        -	        (1,000)

Balance, December
31, 1997		         10,000,000    	1,000     		-             -         (1,000)

Net loss for
the year ended
December 31, 1998      		-   	      -       		-    	        -         (1,450)

Balance, December
31, 1998			        10,000,000    	1,000	     	-    	        -	        (2,450)

Common stock
issued for cash
 at $0.15
per share          	1,000,000      	100	   	149,900     (150,000)	     	-

Common stock issued for
 purchase of Global E-Com
 at $0.054
per share	         10,000,000    	1,000	   	540,662	         -       			-

Contributed
capital		             -     	       -           	67          -        		-

Stock issued for
 cash at $1.00
 per share		           90,002	       	9	    	89,991	         -        		-

Stock issued
services at $1.00
per share		             5,000	       	1		     4,999	         -        		-

Net loss for
year ended December
31, 1999              			-   	       -         		-         		-       (464,371)

Balance, December
 31, 1999	        	21,095,002    $	2,110	  $	785,619    $ (150,000)	$(466,821)


The accompanying notes are an integral part of these financial statements

PRESIDENTS TELECOM, INC.
(A Development Stage Company)
Statements of Stockholders' Equity (Continued)

                                              																							Deficit
                                                  										       Accumulated
                                   							Additional  		           During the
                    				 Common Stock     	Paid-in    Subscription Development
              			       Shares    Amount  	Capital     Receivable  	Stage

Balance, December
 31, 1999		          21,095,002 	$  2,110 $ 785,619	  $ (150,000) $ (466,821)

Common stock issued
for cash  at $1.00 per
share (unaudited)	   	1,654,400	      165  1,654,235          -          -

Stock offering costs	     -           -   		(120,695)         -   		     -

Common stock issued
for services  at $3.00
per share  (unaudited)	 50,000          5 	 	149,995		       -     		     -

Common stock issued
to acquire  100% of
Central America Fuel
 Technology, Inc. on
March 15, 2000		         5,000	       -     		15,000		        - 	    	     -

Net loss for the
three months ended March
31, 2000 (unaudited)	     -     		    -         -     		      -    (1,562,901)

Balance,
 March 31,
2000 (unaudited)	  22,804,402   $  2,280  $ 2,484,15	 $(150,00	) $ (2,029,722)














The accompanying notes are an integral part of these financial statements

PRESIDENTS TELECOM, INC.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			                                                      							From
                                                   										Inception on
                                                    										May 4, 1987
	                      				For the Three Months Ended           Through
                             						March 31,                		December 31,
                     					     2000       		1999                	2000

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	             			$	(1,562,901)	  $   	-         	    $	(2,029,722)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation expense			        6,675	        	-             		     23,449
Bad debt expense			       	1,076,532        		-               		1,443,015
Loss on investment			         15,000 	       	-              		    15,000
Common stock issued for
services			                      -          		-              		     6,067
Changes in operating assets
and liabilities:
(Increase) decrease in
accounts  receivable	         4,894	        		-                   			-
(Increase) decrease in
notes receivable        	(1,076,532)       		 -              		(1,030,137)
(Increase) decrease in
deposits		                     	-           		-          		          (750)
Net Cash Provided (Used) by
Operating Activities			  (1,536,332)	        	-              		(1,573,078)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets			(400,000)        		-                		(443,290)
Net Cash Provided (Used)
by Investing
 Activities			            	(400,000)        		-                		(443,290)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	    	-          			-                   			-
Cash purchased in acquisition		 -          			-                   		6,776
Common stock issued for
 subscription  receivable    			-          			-               		(150,000)
Payment on note payable		      	-     	     		-                 		(8,881)
Proceeds from note payable -
related party				            299,600	      	 	-                		300,080
Common stock issued for
cash		                     1,683,705	        	-              		1,923,705
Net Cash Provided
(Used) by Financing
Activities		             		1,983,305	        	-              		2,071,680

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS	         		46,973	       		-                 		55,312

CASH AND CASH EQUIVALENTS AT
  BEGINNING OF PERIOD	        	8,339	       		-                   		-

CASH AND CASH EQUIVALENTS AT END
  OF PERIOD	              		$	55,312      		$	-                	$	55,312



The accompanying notes are an integral part of these financial statements

PRESIDENTS TELECOM, INC.
(A Development Stage Company)
Statements of Cash Flows (Continued)
(Unaudited)

                                                         										From
                                                         								Inception on
                                                       										May 4, 1987
                   					   For the Three Months Ended              Through
                             						March 31,                	   	December 31,
                     					     2000       		1999                   	2000
CASH PAID FOR:

 Interest        				     $	     -     		$    	-                		$	   -
	Taxes	            		     $      -     		$	    -                		$	   -

NON-CASH FINANCING ACTIVITIES:

Common stock issued for acquisition of
subsidiary			             $	  15,000		   $     	-               		$   557,662

























The accompanying notes are an integral part of these financial statements PRESIDENTS TELECOM, INC.
(A Development Stage Company)
Notes to the Financial statements
March 31, 2000 and December 31, 1999


NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	This summary of significant accounting policies of Presidents Telecom, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

	a.  Organization and Business Activities

	The Company was organized May 4, 1987, under the laws of the State of Nevada, as Energy Realty Corp. On July 31, 1992, the name changed to Balcor International. On December 18, 1998, the Company's name changed to Dimension House, Inc. On October 28,
1999, the corporate name was changed to Presidents Telecom, Inc.
The Company has obtained to sales of long distance services in Costa Rica. The Company currently has minimal operations and, in accordance with SFAS #7, is considered a development stage company

	b.  Common Stock

	On May 5, 1987, the Company issued 2,500 shares of its no par value common stock for $1,000 cash.

	On September 2, 1998, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 2,500 common shares of no par value stock to 25,000,000 common shares of $0.0001 par value.

	On September 2, 1998, the Company forward split it's common stock 500:1, thus increasing the number of outstanding common shares from 2,500 shares to 1,250,000 shares.

	On December 18, 1998, the State of Nevada approved the Company's restated Articles of Incorporation, which increased its capitalization from 25,000,000 common shares to 100,000,000 common shares. The par value remained unchanged at $0.0001.

	Effective January 1, 1999, the Company forward split its common stock of an 8:1 basis bringing the outstanding shares to 10,000,000 shares.


PRESIDENTS TELECOM, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2000 and December 31, 1999

NOTE 1 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Statement of stockholders' equity is presented retroactively considering both the 500:1 and 8:1 forward common stock splits.

	On October 2, 1999, the Company entered into a purchase agreement to acquire 100% of equity interest of Global E-COM, S.A. (Global), a Costa Rican telecommunications company from E-Vegas.COM. Inc., a Nevada corporation, for 10,000,000 shares of authorized and unissued common stock. The acquisition of Global was accounted for as a purchase per APB No. 16.

	On March 15, 2000, the Company entered into a purchase agreement to acquire 100% of Central America Fuel Technology, Inc. (Central) by issuing 5,000 shares of its outstanding common stock. The acquisition has been accounted for as a purchase.

	c.  Revenue Recognition Policy

	The Company recognizes revenue upon delivery of the services by the customer.

	d.  Basic Loss Per Share

	The computations of basic loss per share of common stock are based on the weighted average number of shares outstanding during the period of the financial statements.

	e.  Estimates

	The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

	f.  Income Taxes

	No provision for income taxes has been accrued because the Company has net operation losses from inception. The net operating loss carryforwards of approximately $100,000 at March 31, 2000 expire in 2019. No tax benefit has been reported in the financial statements because the Company is uncertain if the carryforwards will expire unused. accordingly, the potential tax benefits are offset by a valuation account of the same amount.

PRESIDENTS TELECOM, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2000 and December 31, 1999

NOTE 2 -	SHAREHOLDER LOAN

In October 1999, a shareholder and an officer advanced $40,480 and $91,119, respectively, to the Company. The loans accrue no interest and are unsecured. The loans are due December 31, 2000. In March of
 2000, additional advances totaling $299,600 were made to the Company to allow the Company to put money down on future acquisitions. This amount is non-interest bearing, unsecured and due on demand.

NOTE 3 -	FIXED ASSETS

	Fixed assets at March 31, 2000 and December 31, 1999 consisted of the following:

                          						March 31,    			December 31,
                            						2000           			1999
                        						(Unaudited)

Telecommunications equipment 	$	 671,080	      	$  	271,080
Less accumulated depreciation	  	(23,449)		         (16,774)

                         						$	647,631        	$ 	254,306

	Equipment was purchased in the acquisition of Global E-COM, transferring equipment in October 1999. Telecommunications equipment was depreciated over an 8 year life using the straight-line method of depreciation. Office equipment and furniture is depreciated over 5 years.














PRESIDENTS TELECOM, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2000 and December 31, 1999

NOTE 4 -	NOTES RECEIVABLE - RELATED PARTY

	The Company has related party accounts receivable consisting of the following at March 31, 2000 and December 31, 1999:

                             							March 31,    		December 31,
                               							2000         			1999
                            							(Unaudited)

Presidents Group Corporation			    $	328,200	        	$   	-
E-Vegas.COM, Inc.					               219,927	           	96,417
Allied Telecom					                  270,066	          	270,066
Less: allowance for bad debt				    (818,193)	        	(366,483)

Total		                        				$	  -           			$	   -

	The above companies are start-up companies and have minimal cash flow, therefore, an allowance for bad debt was made for the entire balances.

NOTE 5 -	GOING CONCERN

	The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant operations to date, nor does it have an established source of revenues sufficient to allow it to continue as a going concern. It is the intent of the Company to expand the sales of its telephone long distance services.

NOTE 6 -	FOREIGN OPERATIONS

	Business operations and services supplied by the Company are located in Costa Rica S.A. and are subjected to all Costarican laws and regulations.









PRESIDENTS TELECOM, INC.
(A Development Stage Company)
Notes to the Financial Statements
March 31, 2000 and December 31, 1999

NOTE 7 -	NOTES RECEIVABLE

The Company has related party accounts receivable consisting of the following at March 31, 2000 and December 31, 1999:

                             							March 31,   		December 31,
                               							2000       			1999
                            							(Unaudited)

	Torres Mercedes	               		$	150,066	        	$   	-
	Telecom, Inc.				                  	29,756		           		-
	Access Network				                 200,000	            		-
	International Computer
and Equipment Corp.				             245,000		            	-

	Less:  allowance for bad debt			  (624,822)

		Total		                       		$   	-          			$   	-

	The above companies are start-up companies and have minimal cash flow, therefore, an allowance for bad debt was made for the entire balances.




















Item 2.	Management's Discussion and Analysis of Financial Condition
and Results of Operations

	The following information should be read in conjunction with financial statements and notes thereto appearing elsewhere in this Form 10-QSB.

Overview

	The Company generated revenues of $57,760 in the first quarter of 2000 from its telecom operation in Costa Rica.

	The Company's current capital was provided by the sale of common stock in the first quarter of 2000.


	On March 1, 2000 the Company entered into an agreement to acquire Access Network, Ltd., on a share exchange. The transaction is scheduled to close in the second quarter.

	On March 15, 2000 the Company completed a merger with Central American Fuel Technologies, Inc., a Nevada corporation, whereby
Presidents Telecom, Inc. was the surviving corporation.

Results of Operations the First Three Months of 2000

For the first quarter and the three months ended March 31, 2000 the Company had total operating expenses of $ 1,620,661
3for general and administrative expenses. There were no operations in the first quarter of 1999. Management expects expenses to increase significantly once the Company begins marketing its product.

Net Operating Loss

	The Company has accumulated approximately 2,029,722 of net operating loss carryforwards as of March 31, 2000, which may be offset against taxable income and income taxes in future years. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carryforwards. The carryforwards expire in the year 2015. In the event of certain changes in control of the Company, there will be an annual limitation on the amount of net operating loss carryforwards, which can be used. No tax benefit has been reported in the financial statements for the year ended December 31, 1999 or in the three month period ended March 31, 2000 because there is a 50% or greater potential tax chance that the carryforward will not be used. Accordingly, "the potential tax benefit" of the loss carryforward is offset by a valuation allowance of the same amount.



Inflation

	In the opinion of management, inflation has not had a material effect on the operations of the Company.

Risk Factors and Cautionary Statements

	Forward-looking statements in this report are made pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Company wishes to advise readers that actual results may differ substantially from such forward-looking statements. Forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed on or implied by the statements, including, but not limited to, the following: the ability of the Company to successfully meet its cash and working capital needs, the ability of the Company to successfully market its product, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission.

Part II

Item 1.		Legal Proceedings

	There are presently no other material pending legal proceedings to which the Company or any of ots subsidiaries os a party or to which any of its property is subject and, to the best of its knowledge, no such actions against the Company are contemplated or threatened.

Item 2.		Changes in Securities

	The Company completed a private placement pursuant to Regulation D, Rule 505/506 of the Securities Act of 1933, on March 24, 2000 selling 1,654,400 shares of common stock for $1,654,400 or $1.00 per shares to thirty-six individuals. Shares were restricted.

	On March 24, 2000 the Company issued 50,000 shares for underwriting services at a value of $150,000 pursuant to 4(2) and 4(6) of the Securities Act of 1933 on a restricted class.

	On March 15, 2000 the Company issued 5,000 shares at a value of $3.00 per chase ($15,000) to acquire 100% of Central American Fuel Technology,
Inc.  Shares were issued pursuant to 4(2) and 4(6) of the Securities Act.

	All of the securities were issued as restricted shares for investment purpose and not with a view to distribute or resale.

Item 3.		Defaults Upon Senior Securities

	None.



Item 4.		Submission of Matters to be a Vote of Security Holders

	None.

Item 5.		Other Information

	This item is not applicable to the Company.

Item 6.		Exhibits and Reports on 8-K

a. Exhibit 27 Financial Data Schedule
b. * 8KA Filed February 28, 2000, Period Ending February 23, 2000
* 8K Filed March 8, 2000, Period Ending March 2, 2000
* 8K Filed March 21, 2000 Period Ending March 21, 2000
* 8KA Filed March 24, 2000, Period Ending March 24, 2000
* 8K Filed April 21, 2000, Period Ending March 31, 2000

* Previously filed.








SIGNATURES

	In accordance with the requirements of the Securities
Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

				CENTRAL AMERICA FUEL TECHNOLOGIES, INC.


Dated: May 15, 2000

By:_____________________
Alexander Anderson, President

By:_____________________________
Robert Hogarth, Vice President


By_____________________________
Antal Markus, Secretary



3